Form 10-K/A
period 2006-12-31
Bear Stearns Asset Backed Securities I Trust 2006-PC1
filed 2008-07-23
CIK 1349088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1 to
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
Not Applicable

DOCUMENTS INCORPORATED BY REFERENCE

SEE ITEM 15 (PART IV)

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2007 (Accession No. 0001136999-07-000484) by BEAR STEARNS ASSET BACKED SECURITIES I TRUST 2006-PC1 (the “Initial 10-K”), for the fiscal year ended December 31, 2006, is being filed for the sole purpose of restating the assessment of American Security Insurance Company, Standard Guaranty Insurance Company and TrackSure Insurance Agency, Inc. (the “Asserting Party”) for the reporting period of January 1, 2006 through December 31, 2006. The restated assessment, provided to the registrant in February 2008, identifies a material instance of noncompliance with the servicing criteria set forth in Item 1122(d)(4)(xii) under Regulation AB.  Specifically, the Asserting Party did not have, during the applicable reporting period, sufficient policies and procedures to capture the information with respect to the Platform Transactions necessary to determine compliance with Item 1122(d)(4)(xii).  In response to a Securities and Exchange Commission comment, as of January 1, 2008, the Asserting Party has implemented practices and procedures to capture the information necessary to assess compliance with Item 1122(d)(4)(xii).

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

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.
The restated assessment of American Security Insurance Company, Standard Guaranty Insurance Company and TrackSure Insurance Agency, Inc. (the “Asserting Party”) for the reporting period of January 1, 2006 through December 31, 2006, provided to the registrant in February 2008, identifies a material instance of noncompliance with the servicing criteria set forth in Item 1122(d)(4)(xii) under Regulation AB.  Specifically, the Asserting Party did not have, during the applicable reporting period, sufficient policies and procedures to capture the information with respect to the Platform Transactions necessary to determine compliance with Item 1122(d)(4)(xii).  In response to a Securities and Exchange Commission comment, as of January 1, 2008, the Asserting Party has implemented practices and procedures to capture the information necessary to assess compliance with Item 1122(d)(4)(xii).

See Item 15, exhibits (33) and (34)

Item 1123 of Regulation AB. Servicer Compliance Statement
See Item 15, exhibit (35)

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:
    (1) Not Applicable
    (2) Not Applicable
    (3)
Exhibit Number	Description
4.1
Pooling and Servicing Agreement, dated as of December 1, 2005, among Bear Stearns Asset Backed Securities I LLC, as depositor, EMC Mortgage Corporation, as a seller and as master servicer and LaSalle Bank National Association, as trustee. (As previously filed on Form 8-K filed on February 15, 2006 and on Form 8-K/A filed on March 28, 2006 and is hereby incorporated by reference into this report on Form 10-K)(1)

31	Sarbanes-Oxley Certification (2)
33(a)	Report on assessment of compliance with servicing criteria for asset-backed securities, EMC Mortgage Corporation, as Master Servicer(1)
33(b)	Report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Trustee and Custodian(1)
33(c)	Report on assessment of compliance with servicing criteria for asset-backed securities, LandAmerica Tax and Flood Services, Inc., as servicing function participant(1)
33(d)	Restated report on assessment of compliance with servicing criteria for asset-backed securities, Assurant, Inc., as servicing function participant(2)
34(a)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, EMC Mortgage Corporation, as Master Servicer(1)
34(b)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Trustee and Custodian(1)
34(c)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LandAmerica Tax and Flood Services, Inc., as servicing function participant(1)
34(d)	Restated attestation report on assessment of compliance with servicing criteria for asset-backed securities, Assurant, Inc., as servicing function participant(2)
35(a)	Servicer compliance statement, EMC Mortgage Corporation, as Master Servicer(1)
35(b)	Servicer compliance statement, LaSalle Bank National Association, as Trustee(1)
(1) Filed with the Initial 10-K
(2) Filed with this report

(b) The exhibits required to be filed by Registrant pursuant to Item 601 of Regulation S-K:
(31) Rule 13a-14(d)/15d-14(d) Certifications.
(33) Reports on assessment of compliance with servicing criteria for asset-backed securities:
1.	EMC Mortgage Corporation, as Master Servicer(1)
2.	LaSalle Bank National Association, as Trustee and Custodian (1)
3.	LandAmerica Tax and Flood Services, Inc., as servicing function participant(1)
4.	Restated report on assessment of compliance for Assurant, Inc., as servicing function participant(2)
(34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities:
1.	EMC Mortgage Corporation, as Master Servicer(1)
2.	LaSalle Bank National Association, as Trustee and Custodian (1)
3.	LandAmerica Tax and Flood Services, Inc., as servicing function participant(1)
4.	Restated attestation report on assessment of compliance for Assurant, Inc., as servicing function participant(2)
(35) Servicer Compliance Statements:
1.	EMC Mortgage Corporation, as Master Servicer(1)
2.	LaSalle Bank National Association, as Trustee (1)
(1) Filed with the Initial 10-K
(2) Filed with this report

(c) Not Applicable.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indiciated.

EMC Mortgage Corporation, as Master Servicer

July 14, 2008	/s/ John A. Vella
Name: John A. Vella
Title: President and CEO

EXHIBIT INDEX

Exhibit Number	Description
4.1
Pooling and Servicing Agreement, dated as of December 1, 2005, among Bear Stearns Asset Backed Securities I LLC, as depositor, EMC Mortgage Corporation, as a seller and as master servicer and LaSalle Bank National Association, as trustee. (As previously filed on Form 8-K filed on February 15, 2006 and on Form 8-K/A filed on March 28, 2006 and is hereby incorporated by reference into this report on Form 10-K)(1)

31	Sarbanes-Oxley Certification (2)
33(a)	Report on assessment of compliance with servicing criteria for asset-backed securities, EMC Mortgage Corporation, as Master Servicer(1)
33(b)	Report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Trustee and Custodian(1)
33(c)	Report on assessment of compliance with servicing criteria for asset-backed securities, LandAmerica Tax and Flood Services, Inc., as servicing function participant(1)
33(d)	Restated report on assessment of compliance with servicing criteria for asset-backed securities, Assurant, Inc., as servicing function participant(2)
34(a)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, EMC Mortgage Corporation, as Master Servicer(1)
34(b)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Trustee and Custodian(1)
34(c)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LandAmerica Tax and Flood Services, Inc., as servicing function participant(1)
34(d)	Restated attestation report on assessment of compliance with servicing criteria for asset-backed securities, Assurant, Inc., as servicing function participant(2)
35(a)	Servicer compliance statement, EMC Mortgage Corporation, as Master Servicer(1)
35(b)	Servicer compliance statement, LaSalle Bank National Association, as Trustee(1)
(1) Filed with the Initial 10-K
(2) Filed with this report